Form 10-Q
period 2014-12-31
Pantop Corp
filed 2015-02-18
CIK 1619409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2014

OR

| |	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-198885

PANTOP CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	3679	38-3939853
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Suite 3906, Far East Finance Centre, 16 Harcourt Road, Admiralty, Hong Kong
(address of principal executive offices)

Registrant's telephone number, including area code:	+852 5325 5932

Registrant's fax number, including area code:	+852 2149 7094

Registrant’s email address:	info@pantopcorp.com

Copies of all communications to:
Grenfell Capital Limited Suite 705, Siu On Centre, 188 Lockhart Road, Wanchai, Hong Kong (Name and address of agent for service of process)

Telephone:	+852 8120 7213
Fax:	+1 323 843 1095
Email:	corp@grenfellcapital.com

Approximate date of commencement of proposed sale to the public:	As soon as practicable after the effective date of this Registration Statement.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X | No | |

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes | X | No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer | |	Accelerated filer | |
Non-accelerated filer | | (Do not check if a smaller reporting company)	Smaller reporting company | X |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | X | No | |

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At February 18, 2015, we had outstanding 17,000,000 shares of common stock.

PANTOP CORPORATION

Table of Contents

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

PANTOP CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS AS AT DECEMBER 31, 2014

	December 31,	June 30,
	2014	2014
	$	$
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	3,901	3,901
Deposit	2,500	2,500
Prepayments	565	1,165
Total current assets	6,966	7,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to shareholder and related parties	2,085	559
Accrued liabilities and other payables	7,025	4,500
Total current liabilities	9,110	5,059

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 12,000,000 shares issued and outstanding	12,000	12,000
Deficit accumulated during the development stage	(14,144)	(9,493)

Total stockholders' equity	(2,144)	2,507

Total liabilities and stockholders' equity	6,966	7,566

Refer to accompanying notes to the unaudited condensed financial statements.

PANTOP CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM MAY 6, 2014 (INCEPTION) TO DECEMBER 31, 2014
(UNAUDITED)

	For the Three Months Ended December 31,	For the Six Months Ended December 31,	For the Period from May 6, 2014 (Inception) to December 31,
	2014	2014	2014

	$	$	$
Net revenues	-	-	-
Cost of revenues	-	-	-

Gross profit	-	-	-

General and administrative expenses	(2,341)	(4,651)	(14,144)

Loss from operations	(2,341)	(4,651)	(14,144)

Net loss	(2,341)	(4,651)	(14,144)

Net loss per share - basic and diluted	0.00	0.00	0.00

Weighted average shares outstanding – basic and diluted	12,000,000	12,000,000	12,000,000

Refer to accompanying notes to the unaudited condensed financial statements.

PANTOP CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM MAY 6, 2014 (INCEPTION) TO DECEMBER 31, 2014
(UNAUDITED)

	For the Six Months Ended December 31,	For the Period from May 6, 2014 (Inception) to December 31,
	2014	2014
	$	$
Cash Flows from Operating Activities:
Net loss	(4,651)	(14,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepayments	600	(565)
Deposit	-	(2,500)
Amounts due to shareholders and related parties	1,526	3,110
Accrued liabilities and other payables	2,525	6,000

Net cash used in operating activities	-	(8,099)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	12,000

Net cash provided by financing activities	-	12,000

Net change in cash and cash equivalent	-	3,901
Cash - beginning of period	3,901	-
Cash - end of period	3,901	3,901

Supplemental Disclosures of Cash Flow Information:
Interest paid	-	-
Income taxes paid	-	-

See accompanying notes to the unaudited condensed financial statements.

PANTOP CORPORATION

(a Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Nature of Operation

Pantop Corporation (the "Company") is a Nevada corporation, incorporated on May 6, 2014. The Company is currently a development stage company, as defined by Accounting Standards Codification ("ASC") 915 "Development Stage Entities." The Company's office is located in Hong Kong and its principal business is the provision of hermetic sealed packaging products.

The Company is now focusing on raising funds, development of its website, product sourcing, marketing, looking for downstream factories to manufacture our designs and trading of hermetic sealed microelectronic packaging products.

Note 2 - Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $4,651 for the six months ended December 31, 2014 and has incurred cumulative losses since inception of $14,144. The Company has a stockholders’ deficit of $2,144 at December 31, 2014. Subsequent to the balance sheet date, on January 13, 2015, the Company sold 5,000,000 shares at US$0.02 per share to raise a total of US$100,000 for working capital and to build revenue base for the Company . As at the date of the report, the Company is still trying to build the operations for sustainable growth and revenue operations to pay for our costs and overhead. Accordingly, until we have earned profits to cover our overhead, these conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts.

Note 3 – Basis of Presentations

The accompanying unaudited condensed financial statements of Pantop Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and the rules of the Securities and Exchange Commission, and should be read in conjunction with Pantop's 2014 audited financial statements and notes thereto filed with the SEC in a Form S-1 Amendment on December 2, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's fiscal year end is June 30.

Note 4 - Summary of Significant Accounting Policies

Development Stage Company

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Interim Financial Statements

These interim unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2014, there were cash and cash equivalents $3,901.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2014, the Company had no potentially dilutive shares.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company is a development-stage company as defined by Statement of Financial Accounting Standards No.7, Accounting and Reporting by Development Stage Enterprises ("SFAS 7 ASC 915"). The Company is considered a development-stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and principal operations, and no sales have been derived to date from its principal operations.

The Company follows FASB ASC 740 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At June 30, 2014, the Company did not have a liability for unrecognized tax benefits. There was no current or deferred income tax expense or benefits for the period ending December 31, 2014.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Hong Kong dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows.

Note 5 - Related Party Transactions

As of December 31, 2014 and June 30, 2014, there was $ 2,085 and $559, respectively due to one of our shareholders Grenfell Capital Limited which it paid for the general and administrative expenses. These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 6 - Subsequent Events

Save as disclosed below, there have been no other reportable subsequent events from the reporting date to the date of issuance of this report.

Subsequent to the balance sheet date, the Company sold a total of 5,000,000 shares at a price of US$0.02 per share for a total of US$100,000 on January 13, 2015 pursuant to a Form S-1 filed with the Securities and Exchange Commission and became effective on December 23, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition or Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

The following discussion should be read along with our financial statements as of December 31, 2014, and with our Form S-1/A as of September 30, 2014, which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form S-1/A should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Pantop Corporation (the "Pantop" or "we") for the quarter ended December 31, 2014.

Pantop is a company designing hermetic sealed microelectronic packages that currently is working to identify and develop projects in Asia. At present, the Company does not own any factory property.

After the balance sheet date to present, the Company had sold 5,000,000 shares at a price of US$0.02 per share in the aggregation of US$100,000 funds, which had brought us a significate working capital for sourcing products and downstream factories for manufacturing.

Overview

Pantop Corporation was incorporated on May 6, 2014 in the State of Nevada for the purpose of designing and selling of Hermetically Sealed Microelectronic Packages, using both Glass-To-Metal-Seal and High Temperature Cofired Ceramic (HTCC) technology. Within the main business unit Hermetic Sealed Microelectronic Package, Pantop Corporation intends to develop a complete customer interface, engineering and production capability to address opportunities for its product lines across Optical Communication, Telecommunication, and Industrial markets. We are a development stage company and have not generated any revenues to date.

Results of Operations

Comparison of the three months ended and six months December 31, 2014

Revenues

The Company had not generated any revenue in the three months ended and six months ended December 31, 2014.

Operation and Administrative Expenses

The operation and administrative expenses including rent, accounting and administrative were $2,341 in the three months ended December 31, 2014 and $4,651 in the six months ended December 31, 2014. In the three months ended December 31, 2014, the primary expenses were for general and administrative expenses.

As of December 31, 2014, the Company had not been recognized an operating loss in the statement of operations.

Liquidity and Capital Resources

At December 31, 2014, the Company had total current assets $6,966 and total current liabilities of 9,110. At June 30, 2014, the Company had total current assets $7,566 and total current liabilities $5,059. In order to complete the corporate objectives and conduct the business operation, the management is sourcing for capital for funding.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized  and reported within the required time periods and is accumulated and communicated to our management, including our principal executive  officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. – Legal Proceedings

None.

Item 1A. – Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Registrant's Form S-1 Amendement filed on December 2, 2014, which are incorporated by reference into this report.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. –Defaults Upon Senior Securities

None.

Item 4. – (Removed and Reserved)

None.

Item 5. – Other Information

None.

Item 6. – Exhibits

The following exhibits are filed with this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANTOP CORPORATION

Dated: February 18, 2015	By:	/s/ Lijuan Hao
Lijuan Hao
President (Principal Executive Officer & Principal Financial Officer)

