Form 10-Q
period 2015-03-31
Pantop Corp
filed 2015-05-19
CIK 1619409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2015

OR

| |	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-198885

PANTOP CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	3679	38-3939853
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Suite 3906, Far East Finance Centre, 16 Harcourt Road, Admiralty, Hong Kong
(address of principal executive offices)

Registrant's telephone number, including area code:	+852 5325 5932

Registrant's fax number, including area code:	+852 2149 7094

Registrant’s email address:	info@pantopcorp.com

Copies of all communications to:
Grenfell Capital Limited Suite 705, Siu On Centre, 188 Lockhart Road, Wanchai, Hong Kong (Name and address of agent for service of process)

Telephone:	+852 8120 7213
Fax:	+1 323 843 1095
Email:	corp@grenfellcapital.com

Approximate date of commencement of proposed sale to the public:	As soon as practicable after the effective date of this Registration Statement.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | X | No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At May 19, 2015, we had outstanding 17,000,000 shares of common stock.

PANTOP CORPORATION

Table of Contents

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

PANTOP CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS AS AT MARCH 31, 2015

	March 31,	June 30,
	2015	2014
	$	$
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	3,901	3,901
Deposit	2,500	2,500
Due from related company	95,493	-
Prepayments	265	1,165
Total current assets	102,159	7,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to shareholder and related parties	2,212	559
Accrued liabilities and other payables	4,261	4,500
Total current liabilities	6,473	5,059

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 17,000,000 shares (2014: 12,000,000) issued and outstanding	17,000	12,000
Additional paid-in capital	95,000	-
Deficit accumulated during the development stage	(16,314)	(9,493)

Total stockholders' equity	95,686	2,507

Total liabilities and stockholders' equity	102,159	7,566

Refer to accompanying notes to the unaudited condensed financial statements.

PANTOP CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2015
AND FROM MAY 6, 2014 (INCEPTION) TO MARCH 31, 2015 (UNAUDITED)

	For the Three Months Ended March 31,	For the Nine Months Ended March 31,	For the Period from May 6, 2014 (Inception) to March 31,
	2015	2015	2015

	$	$	$
Net revenues	1,075	1,075	1,075
Cost of revenues	986	986	986

Gross profit	89	89	89

General and administrative expenses	(2,259)	(6,910)	(16,403)

Net loss	(2,170)	(6,821)	(16,314)

Net loss per share - basic and diluted	0.00	0.00	0.00

Weighted average shares outstanding – basic and diluted	16,166,667	13,368,613	13,136,363

Refer to accompanying notes to the unaudited condensed financial statements.

PANTOP CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND FOR THE PERIOD FROM MAY 6, 2014 (INCEPTION) TO MARCH 31, 2015
(UNAUDITED)

	Nine Months Ended March 31,	Period from May 6, 2014 (Inception) to March 31,
	2015	2015
	$	$
Cash Flows from Operating Activities:
Net loss	(6,821)	(16,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepayments	900	(265)
Deposit	-	(2,500)
Amounts due to shareholders and related parties	(93,840)	(93,281)
Accrued liabilities and other payables	(239)	4,261

Net cash used in operating activities	(100,000)	(108,099)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	100,000	112,000

Net cash provided by financing activities	100,000	112,000

Net change in cash and cash equivalent	-	3,901
Cash - beginning of period	3,901	-
Cash - end of period	3,901	3,901

Supplemental Disclosures of Cash Flow Information:
Interest paid	-	-
Income taxes paid	-	-

See accompanying notes to the unaudited condensed financial statements.

PANTOP CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Nature of Operation

Pantop Corporation (the "Company") is a Nevada corporation, incorporated on May 6, 2014. The Company is currently a development stage company, as defined by Accounting Standards Codification ("ASC") 915 "Development Stage Entities." The Company's office is located in Hong Kong and its principal business is the provision of hermetic sealed packaging products and services.

Pantop is a company engaged in designing hermetic sealed microelectronic packages. It is currently working to develop the market and revenue base, and search for qualified strategic manufacturers in Asia.

Note 2 - Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $6,821 for the nine months ended March 31, 2015 and has incurred cumulative losses since inception of $16,314. The Company has a stockholders’ equity of $95,686 at March 31, 2015. During the period in January 2015, the Company had sold 5,000,000 shares at a price of $0.02 per share and raised a total of $100,000, which has brought us significate working capital for sourcing and marketing products

As at the date of the report, the Company is trying to build the operations for sustainable growth and revenue operations to pay for our costs and overhead. Accordingly, until we have earned profits to cover our overhead, these conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 3 - Basis of Presentations

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2015, there were cash and cash equivalents $3,901.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2015, the Company had no potentially dilutive shares.

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

The Company follows FASB ASC 740 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At June 30, 2014, the Company did not have a liability for unrecognized tax benefits. There was no current or deferred income tax expense or benefits for the period ending March 31, 2015.

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

Note 5 - Stockholders’ Equity

In January 2015, the Company sold 5,000,000 shares at a price of $0.02 per share to raise a total of $100,000 as working capital. This issuance of shares is pursuant to the Form S-1 filed with the SEC on September 30, 2014 and its related amendments.

Note 6 - Related Party Transactions

As of March 31, 2015 and June 30, 2014, there was $2,085 and $559, respectively due to one of our shareholders Grenfell Capital Limited which it paid for the general and administrative expenses. These amounts are unsecured, non-interest bearing and have no fixed terms of repayment. Furthermore, as of March 31, 2015, there was $127 due to another shareholder Ms. Lu Xia, and the Company due from another shareholder AISCSO Limited for an amount of $95,493, respectively.

In February 2015, the Company provided a one year term loan of $100,000 to AISCSO Limited for the purpose of opening an office in Hong Kong to support the expansion of the business operations. The loan bears interests at 8% per annum and unsecured.

Note 7 - Subsequent Events

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

The following discussion should be read along with our financial statements as of March 31, 2015, and with our quarterly report of the period ended December 31, 2014, which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form S-1/A should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Pantop Corporation (the "Pantop" or "we") for the quarter ended March 31, 2015.

Pantop is a company engaged in designing hermetic sealed microelectronic packages that currently is working to develop the market and revenue base, and search for cooperated qualified strategic manufacturers in Asia.

Development

From the period under review, Pantop engaged into electronics products trading activities to obtain position cash flow. This sales of $1,075 is counted for all on sales during the period.

Market Development

During March 22 to 26, 2015, Pantop attended Optical Fiber Communication Conference and Exposition (OFC) in Los Angeles, which is the largest global conference and exposition for optical communications and networking professionals for over 40 years. From this exhibition, Pantop identified and intends to enter the United States and Europe market segment of glass-to-metal hermetic sealed packages design with strategic manufacturer in Asia. In addition, Pantop will use one of the leading China hermetic sealed packages manufacturing factories as our strategic manufacturer and as well signed an exclusive marketing agreement for selling the factory’s hermetic products in United State and Europe markets. Moreover, through this exhibition, we have started to pre-sale communication with a many of the exhibition attendees including machinery companies, optical companies and industrial engineering related companies on the hermetic sealed packages we can offer.

There were over 12,375 attendees, 65 countries represented and 560 exhibiting companies in this OFC exhibition. We signed a letter of intent with one of the leading one glass-to-metal hermetic sealed packages China factory as one of our main manufacturers. Meanwhile, we have received an authorization letter to market and sell the products from this manufacturer to the United States and Europe markets. Furthermore, we are in the process of negotiating with another two China factories as our manufacturing suppliers: one is one of the leading Chinese hermetic seal package development company, primarily focused on producing ceramic hermetic sealed package; the other is the China government owned factory for developing and producing high qualified hermetic sealed packages specializing the optical industry.

We plan to be a leading glass-to-metal hermetic sealed package designer and manufacturer to serve our global customers. Currently, we are dealing with customers from Russian and United States by providing our design drawing and advices. We have provided official quotations and we expect to receive test orders in the coming two months.

Market & Industry

From the OFC exhibition, there is a huge demand on several types of optoelectronic subassemblies for chips made of sensitive complex materials for which customized hermetic sealed microelectronic packages are required:

•	Transmitters, that transform an electronic signal into an optical signal transported by fiber;

•	Receivers, which do the opposite;

•	Modulators, which transform a continuous signal after 0 and 1;

•	Amplifiers, which amplify an optical signal by means of high powered lasers;

•	Multiplexers, which bundle, unbundle, and route communications;

•	Dispersion compensators that correct certain signal errors;

•	Wavelength switches (WSS) that allow the reuse of the same wavelength by several users;
•	Laser products.

Aside from the optical area, we also found out that some of peer companies intend to engage with other small to medium size companies, including our Company, to complete the overflow orders. . Additionally, we will use sales agent from diverse corporations to source of customers.

Marketing and Sales Strategy

As we already arranged a manufacturer to work with us to provide hermetic sealed packages design solutions, and finished products to clients based on order.

The lead time to secure sales orders to us is about 5 months due to the design changes and final acceptance to engineering samples. Thus any successful sales events will take at least two quarters.

Focus On Growing and High Volume Markets

As we are at the development stage of the business, the Company will accept small orders for the design and manufacture of hermetic sealed microelectronic packages for different markets to build our reputation and brand image. As the particularity of these products, each order needs to be designed separately and individually to match the applications. For some of the request small orders, the Company will gradually eliminate it to save more time for high volume products. Ideally, once the business operations start maturing, the Company plans to concentrate on a few diverse high volume markets – fiber optic telecommunications and civil infrared applications, such as laser equipment, medical machines, etc. The Company believes that these markets offer opportunities for Pantop integrating hermetic sealed microelectronic package total solutions that can add value by lowering costs improving reliability.

Low Cost, High Volume Manufacturer

Pantop believes that the business success depends on its ability to be a low cost manufacturer for high volume application. The Company believes that a low cost manufacturer must control all of the critical phases of production in order to maintain high manufacturing yields and quality assurance.

Shareholder Structure and Management

In January 2015, the Company had sold 5,000,000 shares at a price of $0.02 per share in the aggregation of $100,000 funds, which has brought us significate working capital for sourcing products and finding strategic manufacturers.

On February 23, 2015, our President and Director Ms. Lijuan Hao sold to the Company Secretary Ms. Lu Xia 10,000,000 shares at a price of $0.001 per share. Thereafter, Ms. Xia became the major shareholder of the Company.

On April 15, 2015, Ms. Lu Xia sold her 1,000,000 shares at a price of $0.05 per share to Mr. Gang Li and his wholly owned company named Chinpack Hermetic Packages Corporation.

On April 24, 2015, Ms. Lu Xia sold a total of 1,800,000 shares at a price of $0.08 per share to independent investors.

Research and Development Expenditures

We have not incurred any research or development expenditures in this quarter ended March 31, 2015. Most of the exhibition expenses were contributed by shareholders.

Subsidiaries

We do not currently have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent, trademark, or other significant intellectual property.

Employees

We are in the process of recruiting four sales support and engineers to support our marketing efforts in the Asia, US and Europe markets. We have made an arrangement with a hermetic seal manufacturer owned by our shareholder to secure our staff to work in the factory to support the collaboration in design and manufacturing of hermetic sealed packages.

Our President and Director Ms. Lijuan Hao and our Company Secretary Ms. Lu Xia will not be paid a salary until our planned operation generate revenue. Ms. Xia will oversee responsibilities in the areas of product design, manufacturing, and lead the four new staff while Ms. Hao will focus on administration and marketing. Additionally, we may engage independent contractors to assist in our marketing and sales process on an as-needed basis to open the United States and Europe markets. In United States, as we begin to generate revenues, we may expand our current management in the future to retain skilled directors, officers, and employees with experience relevant to our business focus.

Overview

Pantop Corporation was incorporated on May 6, 2014 in the State of Nevada for the purpose of designing and selling of Hermetically Sealed Microelectronic Packages, using both Glass-To-Metal-Sealed and High Temperature Cofired Ceramic (HTCC) technology. Within the main business unit Hermetic Sealed Microelectronic Package, Pantop Corporation intends to develop a complete customer interface, engineering and production capability to address opportunities for its product lines across Optical Communication, Telecommunication, and Industrial markets. We are a development stage company and have not generated any revenues through the main business unit to date except some sales of electronics products.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

Revenues

The Company had generated $1,075 and $Nil of revenues in the three months ended March 31, 2015 and 2014, respectively. Comparing to $Nil cost of revenue and no gross profit in the three months ended March 31, 2014, the cost of revenues were $986 resulting in a gross profit of $89 for the three months ended March 31, 2015. The Company intends to derive more revenue from our main business unit hermetic sealed packages once we penetrate into the market and close the recent quotations.

Operation and Expenses

Comparing to no operation and expenses had incurred in the three months ended March 31, 2014, there is $2,259 operation and administrative expenses incurred primarily spent for general and administrative. The Company had a net loss of $2,170 for the three months ended March 31, 2015 as compared to the net loss of $Nil for the three months ended March 31, 2014.

Comparison of the nine months ended March 31, 2015 and 2014

Revenues

The Company had generated $1,075 and $Nil of revenues in the nine months ended March 31, 2015 and 2014, respectively. Comparing to $Nil cost of revenue and no gross profit in the nine months ended March 31, 2014, the cost of revenues were $986 resulting in a gross profit of $89 for the nine months ended March 31, 2015. The Company intends to derive more revenue from our main business unit hermetic sealed packages once we penetrate into the market and close the recent quotations.

Operation and Expenses

Comparing to no operation and expenses had incurred in the nine months ended March 31, 2014, there is $6,910 operation and administrative expenses incurred including rent, accounting and administrative expenses. The Company had a net loss of $6,821 for the nine months ended March 31, 2015 as compared to the net loss of $Nil for the three months ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015, the Company had total current assets $102,159 and total current liabilities of $6,473. In order to complete the planned corporate objectives and conduct the business operation, the management is continually sourcing for capital and funding.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. – Legal Proceedings

None.

Item 1A. – Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Registrant's Form S-1 Amendment filed on December 2, 2014, which are incorporated by reference into this report.

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

PANTOP CORPORATION

Dated: May 19, 2015	By:	/s/ Lijuan Hao
Lijuan Hao
President (Principal Executive Officer & Principal Financial Officer)

	By:	/s/ Lu Xia
Lu Xia
Company Secretary

